Form 10-Q
period 2008-10-31
Raduga Inc.
filed 2008-12-15
CIK 1442504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended October 31, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period           to           .
                             -----------  -----------

                        Commission File Number 333-153473

                                   RADUGA INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        26-3267343
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                           575 Anton Blvd., Suite 300
                          Costa Mesa, California 92626
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (714) 432-6520
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     [ ]        Accelerated filer           [ ]
Non-accelerated filer       [ ]        Smaller reporting company   [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 15, 2008, there were 8,500,000 shares of common stock, par value $0.001, issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL  STATEMENTS.

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)




Interim Financial Statements-

   Balance Sheets as of October 31, 2008, and July 31, 2008..................F-2

   Statements of Operations for the Three Months Ended October 31, 2008,
     Period Ended October 31, 2007, and Cumulative from Inception............F-3

   Statements of Cash Flows for the Three Months Ended October 31, 2008,
     Period Ended October 31, 2007, and Cumulative from Inception............F-4

   Notes to Financial Statements October 31, 2008, and 2007..................F-5

                                  RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS (NOTE 2)
                    AS OF OCTOBER 31, 2008, AND JULY 31, 2008
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                   October 31,           July 31,
                                                                       2008                2008
                                                                 ---------------      -------------
Current Assets:
 Cash and cash equivalent                                         $      17,824        $    36,635
                                                                 ---------------      -------------
   Total current assets                                                  17,824             36,635
                                                                 ---------------      -------------
Other Assets:
 Deposit                                                                    200                200
                                                                 ---------------      -------------

   Total other assets                                                       200                200
                                                                 ---------------      -------------

Total Assets                                                      $      18,024        $    36,835
                                                                 ===============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
 Accounts payable - Trade                                         $       2,500        $         -
 Accrued liabilities                                                      1,696              3,086
 Accrued compensation - Directors and stockholders                        3,000              1,000
 Due to related party - Director and stockholder                          2,190              4,596
 Note payable - Director and stockholder                                  7,000              7,000
                                                                 ---------------      -------------
   Total current liabilities                                             16,386             15,682
                                                                 ---------------      -------------
   Total liabilities                                                     16,386             15,682
                                                                 ---------------      -------------

Commitments and Contingencies

Stockholders' Equity:
 Common stock, par value $0.001 per share, 75,000,000 shares
   authorized; 8,500,000 shares issued and outstanding                    8,500              8,500
 Additional paid-in capital                                              27,000             27,000
 (Deficit) accumulated during the development stage                     (33,862)           (14,347)
                                                                 ---------------      -------------
   Total stockholders' equity                                             1,638             21,153
                                                                 ---------------      -------------
Total Liabilities and Stockholders' Equity                        $      18,024        $    36,835
                                                                 ===============      =============





             The accompanying notes to the financial statements are
                    an integral part of these balance sheets.

                                   RADUGA INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS (NOTE 2)
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 2008,
               PERIOD ENDED OCTOBER 31, 2007, AND CUMULATIVE FROM
              INCEPTION (AUGUST 17, 2007) THROUGH OCTOBER 31, 2008
                                   (Unaudited)

                                                    Three Months               Period                 Cumulative
                                                  Ended October 31,       Ended October 31,              From
                                                       2008                     2007                  Inception
                                                  ---------------         ---------------           --------------
Revenues                                           $      16,525           $           -             $      18,550
                                                  ---------------         ---------------           ---------------
Cost of Goods Sold                                         9,540                       -                    10,265
                                                  ---------------         ---------------           ---------------
Gross Profit                                               6,985                       -                     8,285
                                                  ---------------         ---------------           ---------------

Expenses:
 General and administrative -
  Accounting and audit fees                                3,850                       -                     6,850
  Consulting fees                                          5,000                       -                     5,000
  Filing fees                                              1,211                       -                     1,211
  General and administrative - Other                         569                       -                       976
  Incorporation costs                                          -                     775                       775
  Legal fees                                               5,800                       -                     5,800
  Officer's compensation                                   2,000                     250                     4,500
  Rent                                                       876                       -                     1,745
  Transfer agent fees                                        500                       -                       500
  Travel and promotion                                     6,584                       -                    14,594
                                                  ---------------         ---------------           ---------------
     Total general and administrative expenses            26,390                   1,025                    41,951
                                                  ---------------         ---------------           ---------------
(Loss) from Operations                                   (19,405)                 (1,025)                  (33,666)

Other Income (Expense)                                      (110)                      -                      (196)

Provision for Income Taxes                                     -                       -                         -
                                                  ---------------         ---------------           ---------------

Net (Loss)                                         $     (19,515)          $      (1,025)            $     (33,862)
                                                  ===============         ===============           ===============

(Loss) Per Common Share:
  (Loss) per common share - Basic and Diluted     $        (0.00)          $           -
                                                  ===============         ===============

Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                     8,500,000                       -
                                                  ===============         ===============




               The accompanying notes to financial statements are
                      an integral part of these statements.

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 2008,
               PERIOD ENDED OCTOBER 31, 2007, AND CUMULATIVE FROM
              INCEPTION (AUGUST 17, 2007) THROUGH OCTOBER 31, 2008
                                   (Unaudited)

                                                     Three Months            Period             Cumulative
                                                   Ended October 31,    Ended October 31,          From
                                                         2008                 2007               Inception
                                                    -------------         -------------       -------------
Operating Activities:
  Net (loss)                                         $   (19,515)          $    (1,025)        $   (33,862)
  Adjustments to reconcile net (loss) to net cash   -------------         -------------       -------------
   (used in) operating activities:
     Changes in net assets and liabilities:
       Deposit                                                 -                     -                (200)
       Accounts payable - Trade                            2,500                   775               2,500
       Accrued liabilities                                   610                   250               4,696
                                                    -------------         -------------       -------------
Net Cash (Used in) Operating Activities                  (16,405)                    -             (26,866)
                                                    -------------         -------------       -------------
Investing Activities:                                          -                     -                   -
                                                    -------------         -------------       -------------
Net Cash Provided by Investing Activities                      -                     -                   -
                                                    -------------         -------------       -------------
Financing Activities:
  Proceeds from issuance of common stock                       -                     -              35,500
  Related party loan - Director and stockholder           (2,406)                    -               2,190
  Note payable - Director and stockholder                      -                     -               7,000
                                                    -------------         -------------       -------------
Net Cash (Used in) Provided by Financing Activities       (2,406)                    -              44,690
                                                    -------------         -------------       -------------
Net Increase (Decrease) in Cash                          (18,811)                    -              17,824

Cash and Cash Equivalent - Beginning of Period            36,635                     -                   -
                                                    -------------         -------------       -------------
Cash and Cash Equivalent - End of Period             $    17,824           $         -         $    17,824
                                                    =============         =============       =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
       Interest                                      $         -           $         -         $         -
                                                    =============         =============       =============
       Income taxes                                  $         -           $         -         $         -
                                                    =============         =============       =============




             The accompanying notes to the financial statements are
                      an integral part of these statements.

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)


(1) Summary of Significant Accounting Policies

  Basis of Presentation and Organization
  --------------------------------------
Raduga Inc. (the "Company" or "Raduga") is a Nevada corporation in the development stage and has minimal operations. The Company was incorporated under the laws of the State of Nevada on August 17, 2007. The business plan of the Company is to sell and distribute eyewear. The accompanying financial statements of Raduga were prepared from the accounts of the Company under the accrual basis of accounting.

In May 2008, the Company commenced a capital formation activity through a Private Placement Offering ("PPO"), exempt from registration under the Securities Act of 1933, to raise up to $30,000 through the issuance of 3,000,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.01 per share. As of July 31, 2008, the Company had received $30,000 in proceeds from 30 foreign investors under the PPO. On September 12, 2008, Raduga filed a Registration Statement on Form S-1 with the SEC to register 3,000,000 shares of its outstanding common stock on behalf of the selling stockholders. The Registration Statement on Form S-1 became effective with the SEC on September 30, 2008. Raduga will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

  Unaudited Interim Financial Statements
  ---------------------------------------
The accompanying interim financial statements of Raduga have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Form 10-Q under Regulation S-X. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with Raduga's audited financial statements and notes thereto for the year ended July 31, 2008, included in Raduga's Registration Statement on Form S-1 filed on September 12, 2008, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of October 31, 2008, and the results of its operations and cash flows for the three months ended October 31, 2008, the period ended October 31, 2007, and cumulative from inception. The results of operations for the three months ended October 31, 2008, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2009.

  Cash and Cash Equivalents
  -------------------------
For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)


  Revenue Recognition
  -------------------
Raduga is in the development stage and has yet to realize significant revenues from operations. Once the Company has commenced full operations, it will recognize revenues when the sale and/or distribution of eyewear is complete, risk of loss and title to the eyewear have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by its customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. These incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

  Loss per Common Share
  ---------------------
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended October 31, 2008 and period ended October 31, 2007.

  Income Taxes
  ------------
The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. Raduga establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)


  Fair Value of Financial Instruments
  -----------------------------------
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Raduga could realize in a current market exchange. As of October 31, 2008, and July 31, 2008, the carrying value of the Company's financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Deferred Offering Costs
  -----------------------
The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

  Property and Equipment
  ----------------------
Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  Impairment of Long-lived Assets
  -------------------------------
Capital assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets," which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. For the three months ended October 31, 2008, and period ended October 31, 2007, there were no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

  Advertising and Promotion
  -------------------------
The Company expenses all advertising and promotion costs as incurred. Raduga did not incur any advertising and promotion costs for the three months ended October 31, 2008, or the period ended October 31, 2007.

  Concentration of Risk
  ---------------------
As of October 31, 2008, and July 31, 2008, the Company maintained its cash accounts at one commercial bank. The balances in the accounts are subject to FDIC coverage.

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)

  Common Stock Registration Expenses
  ----------------------------------
The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

  Lease Obligations
  -----------------
All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

  Estimates
  ---------
The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2008, and July 31, 2008, and expenses for the three months ended October 31, 2008, and period ended October 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has minimal operations. The business plan of Raduga is to expand its operations in sales and distribution of eyewear.

During the period from inception (August 17, 2007) through October 31, 2008, the Company was incorporated, received initial working capital through loans from a Director and stockholder, and completed a capital formation activity to raise up to $30,000 from the sale of 3,000,000 shares of its common stock through a PPO to various foreign stockholders. As of July 31, 2008, the Company had raised $30,000 in proceeds from 30 foreign investors related to the PPO. On September 12, 2008, Raduga filed a Registration Statement on Form S-1 with the SEC to register 3,000,000 shares of its common stock for selling stockholders. The Registration Statement on Form S-1 became effective with the SEC on September 30, 2008. The Company will not receive any proceeds from the sale of common stock by selling stockholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of October 31, 2008, the Company had working capital of $1,438 and an accumulated deficit since inception of $33,862. The Company has not established any source of significant revenue to cover its operating costs, and as such, has incurred an operating loss since inception. The ability of the Company to continue as a going concern

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)

is dependent upon the generation of profitable operations in the future and/or the completion of the necessary financing to meet the Company's obligations and repay its liabilities arising from normal business operations when they come due. These and other factors raise substantial doubt about Raduga's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.

(3) Loans from Officers and Directors

As of October 31, 2008, a loan from an individual who is a Director and Secretary of the Company amounted to $2,190. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

As of October 31, 2008, a loan, evidenced by a promissory note issued to the Director, Chief Financial Officer, and Treasurer of the Company, amounted to $7,000. The loan is unsecured, bears interest at 6.25% per annum, and as of October 31, 2008, consisted of $7,000 of principal due on May 20, 2009, and $196 of accrued interest.

(4) Common Stock

The Company is authorized to issue 75,000,000 shares of its common stock with a par value of $0.001 per share. No other classes of stock are authorized. As of October 31, 2008, the Company had not granted any stock options and had not recorded any stock-based compensation.

In May 2008, the Company issued to a Director who is the Chief Executive Officer 3,500,000 shares of its common stock at par value. This transaction was valued at $3,500.

In May 2008, the Company issued to a Director who is the Chief Financial Officer 1,000,000 shares of its common stock at par value. This transaction was valued at $1,000. The Company also issued to a Director who is the Corporate Secretary 1,000,000 shares of its common stock at par value. This transaction was valued at $1,000.

In May 2008, the Board of Directors of the Company approved a PPO, exempt from registration under the Securities Act of 1933, to raise up to $30,000 through the issuance of 3,000,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.01 per share. The PPO had an offering period of 180 days. As of July 31, 2008, the Company had fully subscribed the PPO to 30 foreign investors, and raised $30,000 in proceeds with the issuance of 3,000,000 shares of its common stock.

On September 12, 2008,  Raduga filed a  Registration  Statement on Form S-1 with
the  SEC  to  register   3,000,000  shares  of  its  common  stock  for  selling

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)


stockholders. The Registration Statement on Form S-1 became effective with the SEC on September 30, 2008. The Company will not receive any proceeds from the sale of common stock by selling stockholders.

(5) Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2008, and period ended October 31, 2007, was as follows (assuming a 15% effective income tax rate):

                                           Three Months
                                              Ended              Period Ended
                                            October 31,           October 31,
                                               2008                 2007
                                        -----------------    -----------------
Current Tax Provision:
  Federal-
    Taxable income                       $             -      $             -
                                        -----------------    -----------------
      Total current tax provision        $             -      $             -
                                        =================    =================

Deferred Tax Provision:
  Federal-
   Loss carryforwards                    $         2,927      $           154
   Change in valuation allowance                  (2,927)                (154)
                                        -----------------    -----------------
      Total deferred tax provision       $             -      $             -
                                        =================    =================

Raduga had deferred income tax assets as of October 31, 2008, and July 31, 2008, as follows:

                                               As of                As of
                                            October 31,            July 31,
                                               2008                 2008
                                        -----------------    -----------------
  Loss carryforwards                     $         5,079      $         2,152
  Less - Valuation allowance                      (5,079)              (2,152)
                                        -----------------    -----------------
    Total net deferred tax assets        $             -      $             -
                                        =================    =================


The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended October 31, 2008, and period ended October 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of October 31, 2008, the Company had approximately $33,862 (July 31, 2008 - $14,347) in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in the year 2027.

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)


(6) Related Party Transactions

As described in Note 3, as of October 31, 2008, Raduga owed $2,190 to an individual who is a Director, Secretary, and a stockholder of the Company.

As described in Note 3, as of October 31, 2008, a loan, evidenced by a promissory note issued to the Director, Chief Financial Officer, and Treasurer of the Company, amounted to $7,000. The loan is unsecured, bears interest at 6.25% per annum, and as of October 31, 2008, consisted of $7,000 of principal due on May 20, 2009, and $196 of accrued interest.

As described in Note 4, the Company issued 3,500,000 shares of its common stock to its Director, President, and Chief Executive Officer at par value. The transaction was valued at $3,500. In addition, the Company issued to a Director who is the Chief Financial Officer 1,000,000 shares of its common stock at par value. This transaction was valued at $1,000. The Company also issued to a Director who is the Corporate Secretary 1,000,000 shares of its common stock at par value. This transaction was valued at $1,000.

During the three months ended October 31, 2008, the Director, President, Chief Executive Officer, and shareholder provided management services to the Company valued at $1,000. As of October 31, 2008, the amount owed to this individual was $2,000.

During the three months ended October 31, 2008, the Director, Secretary, and shareholder of the Company provided management services valued at $1,000. As of October 31, 2008, the amount owed to this individual was $1,000.

(7) Commitments

On May 5, 2008, Raduga entered into an agreement with a distributor located in the Ukraine whereby the distributor was granted the non-exclusive and non-assignable right to market, sell, and distribute products supplied by Raduga in the geographic region of Kiev and Odessa, Ukraine. The distribution agreement may be terminated on 30-days notice by either party.

On May 6, 2008, the Company entered into a written agreement with a third party to lease office space in Costa Mesa, California for operations. The monthly lease amount is $200, and the term of the lease arrangement is 12 months. The Company will also be charged for miscellaneous office expenses such as copying, printing, telephone, and facsimile charges. For the three months ended October 31, 2008, the Company paid $876 in lease rental expenses.

(8) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB
Statement No. 115" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)


unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of Raduga does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations - Revised 2007" ("SFAS No. 141R"), which replaces FASB Statement No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial statements about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3." This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer's obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer's earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The management of Raduga does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)


entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) clearly identify and present both the parent's and the noncontrolling interest's attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in the parent's ownership interest while the parent retains its controlling financial interest in the subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The management of Raduga does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities,including enhanced disclosures regarding how:
(a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

  - Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
  - Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
  - Disclosure of information about credit-risk-related contingent features; and
  - Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Raduga does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

                                   RADUGA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           OCTOBER 31, 2008, AND 2007
                                   (Unaudited)


  a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

  b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

  c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

  d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

On May 26, 2008, the FASB issued FASB Statement No.163,"Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No.60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about
(a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
163. Except for those disclosures, earlier application is not permitted. The management of Raduga does not expect the adoption of this pronouncement to have material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements
--------------------------
This Quarterly Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

- the uncertainty of profitability based upon our history of losses;
- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
- risks related to our international operations and currency exchange fluctuations;
- risks related to product liability claims;
- other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, evels of activity, performance,or achievements. Except as required by applicable law,including the securities laws of the United States of America, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Quarterly Report, the terms "we," "us," "our," the "Company," and "Raduga" mean Raduga Inc., unless otherwise indicated.

Our Current Business
--------------------
We were formed on August 17, 2007. Raduga Inc. is a development stage company that markets and distributes prescription eyeglass frames and fashion sunglasses from independent North American manufacturers and designers to the Ukrainian market. Our goal is to uniquely position ourselves as a wholesaler and distributor of less known American eyewear brands and manufacturers in medium-priced category that generally are not available in the Eastern European market. We plan to specialize in sales and distribution of several eyewear categories consisting of: (i) Prescription frames; (ii) Sunglasses (some sunwear glasses styles are Rx-able); (iii) Ready to wear reading glasses; and (iv) Specialty sunglasses and goggles for sport markets, including surfing, skateboarding, snowboarding, and skiing. We have entered into an agreement with Optex, a distributor located in Ukraine, whereby Optex was granted the non-exclusive and non-assignable right to re-sell, market, and distribute products supplied by Raduga Inc.

We will focus our marketing and sales efforts on youth lifestyle markets, and specifically, persons ranging in age from 18 to 45 years. We are particularly focused on ensuring that the product designs we will sell are keyed to current trends in the fashion industry, incorporate the most advanced technologies to enhance performance, and provide value to our target market. Our target market is the rapidly emerging Ukrainian middle class of fashion minded urban consumers. Geographically, we plan that our points of entry will be the capital of Ukraine, Kiev, and then other major Ukrainian cities such as Odessa, Dnepropetrovsk, Kharkov, and Sevastopol.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended October 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary
----------------------
                                      Three Months           August 17, 2007
                                         Ended            (Inception) Through
                                       October 31,             October 31,
                                          2008                     2007
                                      -----------            -------------
Revenue                               $    16,525             $          -
General and Administrative Expenses        26,390                    1,025
                                      -----------            -------------
Net Loss                              $    19,515             $      1,025
                                      ===========            =============

Revenue
-------

                                      Three Months           August 17, 2007
                                         Ended            (Inception) Through
                                       October 31,             October 31,
                                          2008                     2007
                                      -----------            -------------
Sales                                 $    16,525             $          -
Cost of sales                               9,540                        -
                                      -----------            -------------
Gross profit                          $     6,985             $          -
                                      ===========            =============

Our gross revenue from the sale of eyewear for the three-month period ended October 31, 2008, was $16,525, compared to $Nil for the period ended October 31, 2007. The cost of sales was $9,540 resulting in gross profit of $6,985.

Operating  Costs and  Expenses
------------------------------
The major components of our expenses for the three-month period ended October 31, 2008, and for the period ended October 31, 2007, are outlined in the table below:


                                      Three Months           August 17, 2007
                                         Ended            (Inception) Through
                                       October 31,             October 31,
                                          2008                     2007
                                      ------------           -------------

 Accounting and audit fees            $      3,850           $           -
 Consulting fees                             5,000                       -
 Filing fees                                 1,211                       -
 General and administrative - other            569                       -
 Incorporation costs                             -                     775
 Legal fees                                  5,800                       -
 Officer's compensation                      2,000                     250
 Rent                                          876                       -
 Transfer agent fees                           500                       -
 Travel and promotion                        6,584                       -
                                      ------------           --------------
                                      $     26,390           $       1,025
                                      ============           ==============

Operating Expenses

The increase in our operating costs during the three months ended October 31, 2008, compared to the period ended October 31, 2007, was due to the increase in general and administrative costs, officer's compensation, rent, transfer agent expenses, travel and promotion and the increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. These changes are associated with the increase in our sales and corporate activities and expenditures related to the implementation of our business plan.

Liquidity and Capital Resources
-------------------------------

Working Capital
---------------

                                      Three Months
                                         Ended                 Year Ended
                                       October 31,               July 31,
                                          2008                     2008
                                      -----------            -------------
Current Assets                        $    17,824             $     36,635
Current Liabilities                        16,386                   15,682
                                      -----------            -------------
Working Capital                       $     1,438             $     20,953
                                      ===========            =============


Cash Flows
----------
                                     Three Months           August 17, 2007
                                         Ended            (Inception) Through
                                       October 31,             October 31,
                                          2008                     2007
                                      -----------            -------------
Cash used in Operating Activities     $    16,405             $          -
Cash used in Investing Activities               -                        -
Cash used in Financing Activities           2,406                        -
                                      -----------            -------------
Net Decrease in Cash                  $    18,811             $          -
                                      ===========            =============


As of October 31, 2008, our current assets consisted of cash of $17,824 (July 31, 2008; $36,635). Our accounts payable, accrued liabilities and current portion of amounts due to related parties were $16,386 (July 31, 2008: $15,682). As a result, we had working capital of $1,438 as of October 31, 2008, (July 31, 2008: $20,953).

We expect to spend approximately $20,000 on samples and small quantities of chosen eyewear from vendors throughout the United States of America and shipping them to our distributor Optex for testing on the local market. As well, we anticipate spending an additional $16,000 on professional fees, general administrative costs, and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $36,000. Accordingly, we will need to obtain additional financing in order to complete our business plan, and sustain our operations.

Cash Used In Operating Activities
---------------------------------
During the three-month period ended October 31, 2008, we used cash in operating activities in the amount of $16,405 and $Nil during the period ended October 31, 2007. Cash used in operating activities was from proceeds from the issuance of common stock totaling $35,500 and a loan from the Company's director in the amount of $7,000. These funds were received during the year ended July 31, 2008.

Cash from Investing Activities
------------------------------
No cash was used or provided in investing activities during the three-month period ended October 31, 2008. Cash from Financing Activities During the period from inception (August 17, 2007) through October 31, 2008, we have funded our initial operations through the issuance of 8,500,000 shares of capital stock for proceeds of $35,500 and through the loans and cash advances from our directors totaling $9,190. In addition, we have utilized in our operations cash received from the sale of the eyewear in the most recent fiscal quarter.

 Due to the "development stage" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings and advances from our Directors. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern
-------------
The audited financial statements for the year ended July 31, 2008, included in our Registration Statement on Form S-1 filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our Company has generated $18,550 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our Company as a going concern is dependent upon the continued financial support from our Directors and stockholders, the ability of our Company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2008, our Company had accumulated losses since inception of $33,862. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended July 31, 2008, our registered independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements and related notes for the period ended October 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings
-----------------
We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our Directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

On September 30, 2008, the Company's Registration Statement on Form S-1 became effective. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

Off-Balance Sheet Arrangements
------------------------------

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risks and Uncertainties

INDUSTRY RISK FACTORS
---------------------

We may not be able to compete effectively in the eyewear industry.
------------------------------------------------------------------
The markets for prescription eyeglass frames and sunwear are intensely competitive. There are thousands of frame styles, including thousands with brand names, many of which have global recognition. At retail, we will compete with styles that do and do not have brand names, styles in the same price range, and styles with similar design concepts. To obtain space at an optical retailer, we will compete against many companies, both foreign and domestic, including biggest eyewear manufacturers/distributors, such as Luxottica Group S.p.A, Safilo Group S.p.A., and Marchon Eyewear, Inc. Our largest competitors have significantly greater financial, technical, sales, manufacturing, and other resources than us. They also employ extensive direct sales forces that have existed longer. At the major retail optical chains, we compete not only against other eyewear suppliers, but also against the chains themselves, as these chains have increasingly designed, manufactured, and sold their own lower-priced private label brands. Luxottica Group, the largest eyewear company in the world, is vertically integrated, in that it manufactures frames, distributes them through a direct sales force throughout the world, and owns LensCrafters, Sunglass Hut, Pearle Vision, and Cole Vision, which combined is the largest worldwide retail optical chain.

The action sports and youth lifestyle markets in which we also intent to compete are intensely competitive. We will compete with sunglass and goggle brands in various niches of the action sports market including Von Zipper, Electric Visual, Arnette, Oakley, Scott, and Smith Optics. We will also compete with broader youth lifestyle brands that offer eyewear products, such as Quicksilver, and in the broader fashion sunglass sector of the eyewear market, which is fragmented and highly competitive. We will compete primarily on the basis of fashion trends, design, performance, value, quality, brand recognition, marketing, and distribution channels.

The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as marketing programs, product design, and brand image. Our competitors enjoy substantial competitive advantages, including greater brand recognition, a longer operating history, more comprehensive lines of products and greater financial resources for competitive activities, such as sales and marketing, research and development, and strategic acquisitions. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. They also may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or consumer preferences.

Fluctuations  in foreign  currency  exchange  rates  could  harm our  results of
--------------------------------------------------------------------------------
operations.
-----------
We intend to sell a majority of our products in transactions denominated in local Ukrainian currency; however, we will purchase our products from our manufacturers in transactions denominated in United States dollars. As a result, we are exposed to gains and losses resulting from the effect of fluctuations in foreign currency exchange rates.

We may be unable to keep up with constantly changing fashion trends.
--------------------------------------------------------------------
Our success depends, in large part, upon our ability to gauge the evolving fashion tastes of our consumers and to provide merchandise that satisfies such fashion tastes in a timely manner. The worldwide eyewear fashion industry fluctuates according to changing fashion tastes and seasons. The merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, the cyclical nature of the worldwide eyewear fashion retailing industry also requires us to secure significant level of inventory, especially prior to peak selling seasons such as summer season for sunwear glasses when all fashion retailers build up their inventory levels. As a result, if we fail to properly gauge the fashion tastes of consumers, or to respond in a timely manner, this failure could adversely affect consumer acceptance of merchandise we re-sell and leave us with inventory deficiency or inventory surplus which would negatively impact financial results.

The results of our wholesale businesses will be affected by the buying plans of our customers, which will mostly include smaller retailers and boutique stores. Our customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store, to decrease the quantity of merchandise purchased from us. In addition, the retail industry periodically experiences consolidation. We face a risk that our customers may consolidate or restructure and that could decrease the number of stores or the amount of shelf space for our merchandise.

The  worldwide  eyewear  retailing  industry  is heavily  influenced  by general
--------------------------------------------------------------------------------
economic cycles.
----------------
Eyewear retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Any substantial deterioration in general economic conditions could adversely affect our sales and results of operations. Downturns or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our sales, and our results of operations. Declines in consumer spending patterns will have a negative effect on eyewear retailers. Therefore, we may not be profitable, if there is a decline in consumer spending patterns.

Our international operations are subject to political and economic risks.
-------------------------------------------------------------------------
We expect that most of our sales will be generated outside the United States of America. We will be accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:

   o political and economic instability;
   o inflation;
   o exchange controls and currency exchange rates;
   o foreign tax treaties and policies; and
   o restrictions on the transfer of funds to and from foreign countries.

Our financial performance on a United States dollar denominated basis is also subject to fluctuations in currency exchange rates. These fluctuations could cause our results of operations to vary materially.

COMPANY RISK FACTORS
--------------------

We lack an operating  history and have losses  which we expect to continue  into
--------------------------------------------------------------------------------
the  future.  There  is no  assurance  our  future  operations  will  result  in
--------------------------------------------------------------------------------
profitable  revenues.  If we cannot  generate  sufficient  revenues  to  operate
--------------------------------------------------------------------------------
profitably, our business will fail.
-----------------------------------
We were incorporated on August 17, 2007, and we have generated only minimal revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on August 17, 2007, through October 31, 2008, is $33,862. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

There is substantial  uncertainty as to whether we will continue operations.  If
--------------------------------------------------------------------------------
we  discontinue  operations,  you could  lose your  investment.
---------------------------------------------------------------
Our registered independent auditors have discussed their uncertainty regarding our business operations in their audit report dated August 29, 2008. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such,we may have to cease operations and you could lose your entire investment.

We may be unable to create a portfolio of innovative  and stylish  product lines
--------------------------------------------------------------------------------
and brands and as a result will have no demand for our products.
----------------------------------------------------------------
The eyewear market is a subject to constantly changing consumer preferences based on fashion and performance trends. Our success depends largely on the strength of our chosen brands and our ability to introduce innovative and stylish products that are accepted by consumers in our target markets. We must anticipate the rapidly changing preferences of consumers and provide products that appeal to their preferences in a timely manner. Achieving market acceptance for new products may also require substantial marketing and product development efforts and expenditures to create consumer demand. Decisions regarding ordering new product designs must be made several months in advance of the time when consumer acceptance can be measured. If we will not be able to develop a portfolio of innovative and stylish brands that provide greater performance and design attributes than the products of our competitors and that are accepted by our targeted consumers, we may not be competitive for perspective customers loyalty, which could result in a decline in our sales and market share.

We rely on third parties to manufacture and distribute the products we re-sell.
-------------------------------------------------------------------------------
We will depend on the independent North American eyewear brand suppliers to manufacture and supply the merchandise that we will be re-selling. If these brand manufacturers are unable to secure sufficient supplies of raw materials, or maintain adequate manufacturing and shipping capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these brand manufacturers increase for reasons such as increases in the price of raw materials, increases in labor costs or currency fluctuations, our cost of inventory would increase, adversely affecting our results of operations. We will depend on third parties to transport and deliver of merchandise. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our merchandise for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.

We currently do not have long-term agreements with any of our potential brand manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time in the future. There is also substantial competition among wholesalers for quality brand manufacturers. To the extent, we are unable to secure or maintain relationships with quality brand manufacturers, our business could be harmed.

If our marketing  efforts are not  effective,  our products may  not achieve the
--------------------------------------------------------------------------------
broad recognition necessary to our success in the target territories.
---------------------------------------------------------------------
We may not be able to build successfully recognition and favorable perception of our brands and styles in a manner that will enable us to expand our business in a cost-effective or timely manner. If our products will not be received favorably by consumers, our reputation could be damaged. The lack of market acceptance of our new products will not allow us to generate satisfactory net sales and could harm our business.

Our business could be harmed if we fail to maintain proper inventory levels.
----------------------------------------------------------------------------
We place orders with our manufacturers for some of our products prior to the time we receive orders for these products from our customers. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of selected products that we anticipate will be in high demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our image and harm our operating results and financial condition. Conversely, if we underestimate consumer demand for the products we sell or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty, thereby harming our business.

Any  failure  to  maintain   ongoing   sales  through  our   independent   sales
--------------------------------------------------------------------------------
representatives or maintain our international  distributor  relationships  could
--------------------------------------------------------------------------------
harm our business.
------------------
We intend to sell our products to retail locations in Ukraine that are serviced by local direct sales teams and a network of independent sales representatives and distributors. We will rely on these independent sales representatives and distributors to provide customer contacts and market our products directly to our customer base. Our independent sales representatives will not be obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited notice. We do not have long-term agreements with any of the local distributors. Our ability to sell will depend in large part on our success in developing and maintaining relationships with our independent sales representatives and our local distributors. It is possible that we may not be able to maintain or expand these relationships successfully or secure agreements with additional sales representatives or distributors on commercially reasonable terms, or at all. Any failure to develop and maintain our relationships with our independent sales representatives or our international distributors, and any failure of our independent sales representatives or international distributors to effectively market our products, could harm our sales and our business.

Our eyewear products and business may subject us to product  liability claims or
--------------------------------------------------------------------------------
other litigation,  which are expensive to defend,  distracting to our management
--------------------------------------------------------------------------------
and may require us to pay damages.
----------------------------------
Due to the nature of our products and the activities in which our products may be used, we may be subject to product liability claims or other litigation, including claims for serious personal injury, breach of contract, shareholder litigation, or other litigation. Successful assertion against us of one or a series of large claims could harm our business by causing us to incur legal fees, distracting our management, or causing us to pay damage awards.

We depend on key personnel.
---------------------------
Our future success will depend in part on the continued service of key personnel, particularly Olena Denyavska, our President and Chief Executive Officer, and Katerina Yatsuk, our Director and Chief Financial Officer. Our future success will also depend on our ability to attract and retain key managers, sales people, and others. We face intense competition for these individuals from well established multinational, national, and regional wholesale and retail companies. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Because our  management has limited prior  experience in wholesale  business our
--------------------------------------------------------------------------------
business  has a  higher  risk of  failure.
------------------------------------------

Our Directors have no or limited experience in eyewear wholesale industry. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing, sales, and business development consultants. Our Directors' decisions and choices may not be well thought out and our operations, earnings, and ultimate financial success may suffer irreparable harm as a result.

Because our Directors own 64.71% of our outstanding common stock they could make
--------------------------------------------------------------------------------
and control corporate  decisions that may be  disadvantageous  to other minority
--------------------------------------------------------------------------------
stockholders.
-------------
Our Directors, as a group, own 64.71% of the outstanding shares of our common stock as of the date of this Quarterly Report. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our Directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

Failure to achieve and maintain  effective  internal controls in accordance with
--------------------------------------------------------------------------------
section 404 of the  Sarbanes-Oxley  Act could have a material  adverse effect on
--------------------------------------------------------------------------------
our business and operating results.
-----------------------------------
It may be time consuming, difficult, and costly for us to develop and implement the additional internal controls, processes, and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing, and other finance staff in order to develop and implement appropriate additional internal controls, processes, and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the registered independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending July 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our Annual Report on Form 10-K for our fiscal period ending July 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future. Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will incur increased costs as a result of being a public company, which could
--------------------------------------------------------------------------------
affect our profitability and operating results.
-----------------------------------------------
The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the NASDAQ National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

RISK FACTORS RELATING TO OUR COMMON STOCK
-----------------------------------------

Our stock is a penny stock.  Trading of our stock may be restricted by the SEC's
--------------------------------------------------------------------------------
penny stock regulations and the FINRA's sales practice  requirements,  which may
--------------------------------------------------------------------------------
limit a  stockholder's  ability to buy and sell the stock.
----------------------------------------------------------

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Volatility in our common share  price may subject us to  securities  litigation,
--------------------------------------------------------------------------------
thereby  diverting  our  resources  that  may  have  a  material  effect  on our
--------------------------------------------------------------------------------
profitability and results of operations.
----------------------------------------
We expect the market for our common shares to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer is for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

You could be diluted from our future  issuance of capital  stock and  derivative
--------------------------------------------------------------------------------
securities.
-----------
As of October 31, 2008, we had 8,500,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to

75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

We do not intend to pay  dividends  and there will be less ways in which you can
--------------------------------------------------------------------------------
make a gain on any investment in Raduga Inc.
--------------------------------------------
We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in Raduga will need to come through appreciation of the stock's price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2008, which is the end of the period covered by this Quarterly Report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended October 31, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number      Title of Document
-------     -----------------
     3.1         Articles of Incorporation *
     3.2         Bylaws *
    10.1         Sales Representative/Distributor Agreement*
    31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form S-1 on September 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raduga Inc.

SIGNATURES                TITLE                              DATE
----------------------    -------------------------------    ------------------

/s/ Olena Denyavska       President, CEO, and Director       December 15, 2008
----------------------    -------------------------------    ------------------
Olena Denyavska
                          Treasurer, CFO, Principal
                          Accounting Officer, Principal
/s/ Katerina Yatsuk       Financial Officer, and Director    December 15, 2008
----------------------    -------------------------------    ------------------
Katerina Yatsuk

/s/ Victoria Nem          Secretary and Director             December 15, 2008
----------------------    -------------------------------    ------------------
Victoria Nem